Form 10-K
period 2021-12-31
BENCHMARK 2019-B15 MORTGAGE TRUST
filed 2022-03-30
CIK 1793651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”), (i) as custodian the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced, (ii) as custodian and trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced, (iii) as custodian and trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced, (iv) as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced, (v) as custodian and trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced, (vi) as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced and (vii) as custodian and trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Disclosure from CWCapital Asset Management LLC, as special servicer under (i) the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced, and (ii) the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced:

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business.  Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021. The parties await the decision of the appeals court.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the

Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI has sought leave to file an appeal of the decision.  Both requests for leave were denied by the First Department.  The plaintiff has also sought leave to appeal the dismissal of the claims against CWCAM.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. Oral argument was heard on May 4, 2017 at which point the court took the arguments under advisement. On May 25, 2017, the New York 1st Department appellate court affirmed the dismissal of all PSW claims and denied a request for leave to appeal to the New York Court of Appeals on September 12, 2017.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.   This matter was settled and the case dismissed on May 15, 2019.

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

Item 15. Exhibits and Financial Statement Schedules.

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

[1]

Effective as of July 19, 2021, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer (other than with respect to the Austin Landing Mixed-Use loan combination) under the Benchmark 2019-B15 PSA and LNR Partners, LLC has been appointed to act as successor special servicer (other than with respect to the Austin Landing Mixed-Use loan combination) under the Benchmark 2019-B15 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 19, 2021 under Commission File No. 333-228597-04.

[2]

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

[3]

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

4.4

Pooling and Servicing Agreement, dated as of October 1, 2019 (the “Benchmark 2019-B13 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein)[4].

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

[4]

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

[5]

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

[6]

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

[7]

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

4.8

Trust and Servicing Agreement, dated as of June 13, 2019 (the “JPMCC 2019-OSB TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein).[8]

31	Rule 15d-14(d) Certification
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[9]
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
33.2a	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)
33.2b	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.6

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

[8]

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

[9]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced and (ii) Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association and Situs Holdings, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the CPTS 2019-CPT TSA, the Benchmark 2019-B14 PSA, the Benchmark 2019-B13 PSA, the BANK 2019-BNK21 PSA, the COMM 2019-GC44 PSA, UBSCM 2019-C17 PSA and the JPMCC 2019-OSB TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CPTS 2019-CPT TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the CPTS 2019-CPT TSA during the year ended December 31, 2021 and, pursuant to the terms of the CPTS 2019-CPT TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.8a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.8b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.1)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.1)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

33.13a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.8a)

33.13b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.8b)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.1)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.7)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.3)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.8a)

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.8b)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.6)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.3)

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.8a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.8b)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.9)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.1)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.19)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.3)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.8a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.8b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.6)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.19)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.12)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.8a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.8b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.9)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.3)

33.33a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.8a)

33.33b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.8b)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA
33.35a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

33.35b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

33.36a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.35a)

33.36b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.35b)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.34)

33.38a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.35a)

33.38b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.35b)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.34)

33.40a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.35a)

33.40b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.35b)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
34.2a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.2b	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer
34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor
34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
34.6

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.8a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.8b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.1)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.1)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

34.13a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.8a)

34.13b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.8b)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.1)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.7)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.3)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.8a)

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.8b)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.6)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.3)

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.8a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.8b)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.9)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.1)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.19)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.3)

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.8a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.8b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.6)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.19)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.12)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.8a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.8b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.9)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.3)

34.33a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.8a)

34.33b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.8b)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B15 PSA
34.35a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

34.35b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

34.36a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.35a)

34.36b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.35b)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.34)

34.38a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.35a)

34.38b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.35b)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.34)

34.40a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.35a)

34.40b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.35b)

35	Servicer compliance statements.[10]
35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2a	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)
35.2b	Servicer compliance statement, LNR Partners, LLC, as special servicer
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced
35.5	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced
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

35.9

Servicer compliance statement, CWCapital Asset Management LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 35.5)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 35.4)
35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced

[10]

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

35.12

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 35.1)

35.13

Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 35.11)

35.14

Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 35.4)

35.15

Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 35.11)

99.1

Mortgage Loan Purchase Agreement, dated as of December 1, 2019, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein).

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President