Form 10-K
period 2023-12-31
BENCHMARK 2019-B15 MORTGAGE TRUST
filed 2024-03-28
CIK 1793651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

3 The Harvey Building Products mortgage loan, which represented approximately 5.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Legends at Village West mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Essex mortgage loan, which represented approximately 3.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Hilton Cincinnati Netherland Plaza mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 8 West Centre mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan, the 8 West Centre mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2019-B14 PSA. Effective as of May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer (except with respect to the 225 Bush mortgage loan and The Essex mortgage loan) under the Benchmark 2019-B14 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer (except with respect to the 225 Bush whole loan and The Essex whole loan) under the Benchmark 2019-B14 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 5, 2023 under Commission File No. 333-228597-04.

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

9 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced and (ii) Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced, are not included in this report on Form 10-K because each of KeyBank National Association and Situs Holdings, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the CPTS 2019-CPT TSA, the Benchmark 2019-B14 PSA, the Benchmark 2019-B13 PSA, the BANK 2019-BNK21 PSA, the COMM 2019-GC44 PSA, UBSCM 2019-C17 PSA and the JPMCC 2019-OSB TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CPTS 2019-CPT TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the CPTS 2019-CPT TSA during the year ended December 31, 2023 and, pursuant to the terms of the CPTS 2019-CPT TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

10 This annual report on Form 10-K does not include the servicer compliance statements of (i) CWCapital Asset Management LLC, as special servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced, (ii) KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced and (iii) Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced, because each of CWCapital Asset Management LLC, KeyBank National Association and Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the CPTS 2019-CPT TSA, the Benchmark 2019-B14 PSA, the Benchmark 2019-B13 PSA, the BANK 2019-BNK21 PSA, the COMM 2019-GC44 PSA, UBSCM 2019-C17 PSA and the JPMCC 2019-OSB TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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
4.1

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “Benchmark 2019-B15 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of November 9, 2019 (the “CPTS 2019-CPT TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Pooling and Servicing Agreement, dated as of November 1, 2019 (the “Benchmark 2019-B14 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as a special servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of October 1, 2019 (the “Benchmark 2019-B13 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners LLC (as successor to CWCapital Asset Management LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of October 1, 2019 (the “BANK 2019-BNK21 PSA”), by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #5)

4.6

Pooling and Servicing Agreement, dated as of December 1, 2019 (the “COMM 2019-GC44 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #6)

4.7

Pooling and Servicing Agreement, dated as of October 1, 2019 (the “UBSCM 2019-C17 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #7)

4.8

Trust and Servicing Agreement, dated as of June 13, 2019 (the “JPMCC 2019-OSB TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated December 18, 2019, and filed by the registrant on December 18, 2019 under Commission File No. 333-228597-04, and is incorporated by reference herein). (see Explanatory Note #8)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #9)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC as a special servicer

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

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.1)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for The Essex mortgage loan under the Benchmark 2019-B14 PSA (see Exhibit 33.1)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan under the Benchmark 2019-B14 PSA prior to May 5, 2023 (see Exhibit 33.1)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as special servicer for the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan under the Benchmark 2019-B14 on and after May 5, 2023

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.10a)

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 33.10b)

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.1)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.2)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.4)

33.21a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.10a)

33.21b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.10b)

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.17a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 33.17b)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.8)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.4)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.10a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.10b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.11)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 33.7)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.1)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.24)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.4)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.10a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.10b)

33.33a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.17a)

33.33b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 33.17b)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.8)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.24)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.15)

33.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.10a)

33.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.10b)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.11)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 33.7)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.4)

33.41a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.10a)

33.41b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.10b)

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.17a)

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.17b)

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

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the CPTS 2019-CPT TSA pursuant to which the Century Plaza Towers mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.1)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for The Essex mortgage loan under the Benchmark 2019-B14 PSA (see Exhibit 34.1)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan under the Benchmark 2019-B14 PSA prior to May 5, 2023 (see Exhibit 34.1)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, K-Star Asset Management LLC, as special servicer for the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan under the Benchmark 2019-B14 on and after May 5, 2023

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.10a)

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced (see Exhibit 34.10b)

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B14 PSA pursuant to which the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, The Essex mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan are serviced

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.1)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.2)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.4)

34.21a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.10a)

34.21b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.10b)

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.17a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 34.17b)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.8)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.4)

34.26a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.10a)

34.26b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.10b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.11)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the BANK 2019-BNK21 PSA pursuant to which the Tysons Tower mortgage loan is serviced (see Exhibit 34.7)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.1)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.24)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.4)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.10a)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.10b)

34.33a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.17a)

34.33b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the COMM 2019-GC44 PSA pursuant to which the Elston Retail Collection mortgage loan is serviced (see Exhibit 34.17b)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.8)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.24)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.15)

34.37a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.10a)

34.37b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.10b)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.11)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the UBSCM 2019-C17 PSA pursuant to which the 600 & 620 National Avenue mortgage loan is serviced (see Exhibit 34.7)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.4)

34.41a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.10a)

34.41b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.10b)

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.17a)

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.17b)

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

35.7	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for The Essex mortgage loan under the Benchmark 2019-B14 PSA (see Exhibit 35.1)

35.8a

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan under the Benchmark 2019-B14 PSA prior to May 5, 2023 (see Exhibit 35.1)

35.8b

Servicer compliance statement, K-Star Asset Management LLC, as special servicer for the Harvey Building Products mortgage loan, the Legends at Village West mortgage loan, the Hilton Cincinnati Netherland Plaza mortgage loan and the 8 West Centre mortgage loan under the Benchmark 2019-B14 on and after May 5, 2023

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 35.1)

35.10

Servicer compliance statement, LNR Partners, LLC, as special servicer under the Benchmark 2019-B13 PSA pursuant to which the City Hyde Park mortgage loan and the Sunset North mortgage loan are serviced (see Exhibit 35.2)

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President